Form 10-K
period 2005-12-31
J.P. Morgan Mortgage Acquisition Corp. 2005-FRE1
filed 2006-03-31
CIK 1345659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period December 31, 2005

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-127020-08

                       J.P.MORGAN ACCEPTANCE CORPORATION I
             (Exact name of registrant as specified in its charter)


         Delaware                                          13-3475488
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                           Identification No.)

270 Park Avenue
New York, New York                                             10017
(Address of Principal Executive Offices)                     (Zip Code)

       Registrant's telephone number, including area code :(212) 270-8863

                J.P. Morgan Mortgage Acquisition Corp. 2005-FRE1
            Asset Backed Pass-Through Certificates, Series 2005-FRE1
                                (Issuing Entity)

                      J.P. Morgan Acceptance Corporation I
              (Exact name of Depositor as specified in its charter)

                     J.P. Morgan Mortgage Acquisition Corp.
               (Exact name of Sponsor as specified in its charter)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the Trustee, the Servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Currently,   there  is   no  established   secondary   market  for  the
         Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 75 based on records provided by DTC.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

         Annual Independent Registered Public Accounting Firm's Servicing Report with Management Assertion, filed as Exhibit 99.1 hereto.

         Annual Servicer's Statement as to Compliance, filed as Exhibit 99.2 hereto.

         Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2005, filed as Exhibit 99.3 hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               By: /s/ Brian Bernard
                    -----------------------------
             Name:  Brian Bernard

            Title:  President
             Date:  March 31, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

31.1      Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Registered Public Accounting Firm's Servicing Report with Management Assertion

99.2      Annual Servicer's Statement as to Compliance

99.3 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2005

                                  Exhibit 31.1
                     Rule 13a-14(a)/15d-14(a) Certification

                      J.P. Morgan Acceptance Corporation I,
                     J.P. Morgan Mortgage Acquisition Corp.,
            Asset-Backed Pass-Through Certificates, Series 2005-FRE1

     I, Brian Bernard, the President of the Depositor, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of J.P. Morgan Acquisition Corp. 2005-FRE1 (the "Trust");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information required to be prepared by the Securities Administrator based upon the servicing information required to be provided by the Servicer under the Pooling and Servicing Agreement is included in these reports;

4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Securities Administrator in accordance with the terms of the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation
     Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on the information provided to me by the following unaffiliated parties: the Servicer.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated November 1, 2005, among J.P. Morgan Acceptance Corporation I, as depositor, J.P. Morgan Mortgage Acquisition Corp., as seller (the "Seller"), JPMorgan Chase Bank, National Association, as securities administrator (the "Securities Administrator") and servicer (the "Servicer"), and U.S. Bank National Association, as trustee (the "Trustee").

By: /s/ Brian Bernard
    -------------------------------------
Name:   Brian Bernard
Title:  President

Dated:  March 31, 2006

                                  EXHIBIT 99.1

     Annual Independent Registered Public Accounting Firm's Servicing Report
                            with Management Assertion
                                ---------------

                                                     Deloitte & Touche LLP
                                                     Suite 2300
                                                     333 Clay Street
                                                     Houston, Texas  77002-4196
                                                     USA
                                                     Tel +1 713 982 2000
                                                     Fax +1 713 982 2001
                                                     www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Partners of Litton Loan Servicing LP:

     We have examined management's assertion that Litton Loan Servicing LP (the Company) has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management Assertion Report dated February 7, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with its minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP
---------------------------------------------

February 7, 2006

LITTON LOAN SERVICING L.P.

APPENDIX I - MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE
ATTESTATION PROGRAM FOR MORTGAGE BANKERS
--------------------------------------------------------------------------------

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within  forty-five(45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

   6. Unused  checks  shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

                                                         4828 Loop Central Drive
LITTON LOAN SERVICING                                      Houston, Texas  77081
                                                        Telephone 1-800-999-8501
                                                                Fax 713-966-8830
                                                              www.littonloan.com


February 7, 2006


MANAGEMENT ASSERTION REPORT

As of and for the year ended December 31, 2005, Litton Loan Servicing LP (the Company) has complied, in all material respects, with the Company's minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $50,000,000.



/s/ Larry B. Litton, Jr.
-----------------------------------------
Larry B. Litton, Jr.
President & CEO


/s/ Elizabeth Folk
------------------------------------------
Elizabeth Folk
Senior Vice President and
Chief Financial Officer

                                  EXHIBIT 99.2
                       Annual Statement as to Compliance
                                 --------------


                           LITTON LOAN SERVICING, LP
                             an affiliate of C-BASS

4828 Loop Central Drive                                 Telephone (713)966-8801
Houston, Texas  77081                                         Fax (713)960-0539


February 23, 2006

Structured Finance-JPMorgan 2005-FRE1
JPMorgan Chase Bank National Association
4 New York Plaza, 6th Floor
New York, NY  10004

RE: J.P. Morgan Mortgage Acquisition Corp. 2005-FRE1, Asset Backed Pass-Through Series 2005-FRE1

To Whom It May Concern:

     The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2005.

Sincerely,


/s/ Janice McClure                            /s/  Ann Kelley
-----------------------------------------    --------------------------------
Janice McClure                                  Ann Kelley
Senior Vice President                           Secretary

                                  EXHIBIT 99.3
         Aggregate Statement of Principal and Interest Distributions to
                   Certificateholders as of December 31, 2005
                                 --------------


---------------------------------------------------------------------------------------------------------------------------------
  CUSIP        ORIGINAL              PAID            PAID               TOTAL PAID             ENDING PRIN      CERT POOL FACTOR
              PRINCIPAL            PRINCIPAL        INTEREST                                     BALANCE           (Per 1000)
---------------------------------------------------------------------------------------------------------------------------------

46626LBU3   274,516,000.00        12,082,688.20       1,940,404.65        14,023,092.85         262,433,311.80       955.98548646
46626LBV1    96,881,000.00        10,780,659.18         846,226.57        11,626,885.75          86,100,340.82       888.72266822
46626LBW9    80,718,000.00                    -         702,784.72           702,784.72          80,718,000.00     1,000.00000000
46626LBX7    20,201,000.00                    -         189,451.72           189,451.72          20,201,000.00     1,000.00000000
46626LBY5    21,978,000.00                    -         201,025.44           201,025.44          21,978,000.00     1,000.00000000
46626LBZ2   105,046,000.00        11,689,258.54         708,967.02        12,398,225.56          93,356,741.46       888.72247834
46626LCA6   119,316,000.00                    -         853,121.83           853,121.83         119,316,000.00     1,000.00000000
46626LCB4    13,939,000.00                    -         102,093.01           102,093.01          13,939,000.00     1,000.00000000
46626LEB2   961,410,208.00                    -       3,474,685.25         3,474,685.25         961,410,208.00     1,000.00000000
46626LCC2    32,207,000.00                    -         239,972.35           239,972.35          32,207,000.00     1,000.00000000
46626LCM0    15,863,000.00                    -         158,630.00           158,630.00          15,863,000.00     1,000.00000000
46626LCN8    12,018,000.00                    -         120,180.00           120,180.00          12,018,000.00     1,000.00000000
46626LCD0    31,246,000.00                    -         233,801.45           233,801.45          31,246,000.00     1,000.00000000
46626LCE8    22,112,000.00                    -         166,155.56           166,155.56          22,112,000.00     1,000.00000000
46626LCF5    17,305,000.00                    -         133,596.40           133,596.40          17,305,000.00     1,000.00000000
46626LCG3    16,825,000.00                    -         130,956.34           130,956.34          16,825,000.00     1,000.00000000
46626LCH1    14,902,000.00                    -         118,348.27           118,348.27          14,902,000.00     1,000.00000000
46626LCJ7    15,383,000.00                    -         138,730.63           138,730.63          15,383,000.00     1,000.00000000
46626LCK4    11,537,000.00                    -         111,352.48           111,352.48          11,537,000.00     1,000.00000000
46626LCL2    12,018,000.00                    -         129,314.94           129,314.94          12,018,000.00     1,000.00000000
46626LEC0           100.00                    -         440,574.35           440,574.35                 100.00     1,000.00000000
46626LED8                -                    -                  -                    -                      -     1,000.00000000
46626LEE6                -                    -                  -                    -                      -     1,000.00000000
---------------------------------------------------------------------------------------------------------------------------------
